Form 10-K
period 2006-12-31
Turquoise Funding I LTD; Turquoise Receivables Trustee LTD; Turquoise Card Backed Securities plc
filed 2007-03-30
CIK 1372648, 1372649, 1372464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to

333-136826 Commission file number Turquoise Card Backed Securities plc (Issuing entity in respect of the Notes)	333-136826-01 Commission file number Turquoise Receivables Trustee Limited (Receivables Trustee)	333-136826-02 Commission file number Turquoise Funding 1 Limited (Depositor and Loan Note Issuing Entity)
(Exact name of each Registrant as specified in its charter)

England and Wales	Jersey, Channel Islands	Jersey, Channel Islands
(State or other jurisdiction of incorporation or organization)

c/o Wilmington Trust SP Services (London) Limited Tower 42 (Level 11), 25 Old Broad Street London EC2N 1HQ +44 207-614-1111	26 New Street St. Helier, Jersey JE2 3RA Channel Islands +44 1534-814-814	26 New Street St. Helier, Jersey JE2 3RA Channel Islands +44 1534-814-814
(Address and telephone number of principal office of each registrant)
HSBC Bank plc
(Exact name of sponsor as specified in its charter)

I.R.S. Employer Identification No:
N/A	N/A	N/A
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Y ☐ N ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Y ☐ N ☑
Indicate by check mark whether the registrants:
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) have been subject to such filing requirements for the past 90 days.
Y ☑ N ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Y ☐ N ☑
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Overview of Disclosures

Exhibit No	Description

3.1	Memorandum and Articles of Association of Turquoise Card Backed Securities plc.

3.2	Certificate of Incorporation of Turquoise Card Backed Securities plc.

3.3	Memorandum and Articles of Association of Turquoise Funding 1 Limited.

3.4	Certificate of Incorporation of Turquoise Funding 1 Limited.

3.5	Consent to Issue Shares of Turquoise Funding 1 Limited, Granted by the Jersey Financial Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.

3.6	Memorandum and Articles of Association of Turquoise Receivables Trustee Limited.

3.7	Certificate of Incorporation of Turquoise Receivables Trustee Limited.

3.8	Consent to Issue Shares of Turquoise Receivables Trustee Limited, Granted by the Jersey Financial Services Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.

4.1	Security Trust Deed.

4.2	Note Trust Deed.

i

Exhibit No	Description

4.3	Agency Agreement.

4.4	Issuer Master Framework Agreement.

4.5	Form of Global Note.

4.6	Form of Series Loan Note.

4.7	Beneficiaries Deed.

4.8	Receivables Trust Deed and Servicing Agreement.

4.9	Administration Agreement.

4.10	Issuer Corporate Services Agreement.

4.11	Receivables Trustee Corporate Services Agreement.

4.12	Waiver between Turquoise Card Backed Securities plc and Law Debenture Trust Company of New York.

4.13	Terms and Conditions of the Notes.

4.14	Note Trust Deed Supplement Supplemental to the Note Trust Deed Dated May 23, 2006.

10.1	Receivables Securitisation Deed.

10.2	Expenses Loan Agreement.

10.3	Trust Section 75 Indemnity Agreement.

10.4	Issuer Distribution Account Bank Agreement.

10.5	Bank Account Operating Agreement.

10.6	Trust Accounts Bank Agreement.

10.7	Loan Note Issuer Account Bank Agreement.

10.8	Trust Account Operation Agreement.

10.9	Series 2006-2 Loan Note Supplement Supplemental to the Security Trust Deed Dated May 23, 2006.

10.10	Series 2006-2 Supplement to Receivables Trust Deed and Servicing Agreement.

10.11	Trust Section 75 Indemnity.

10.12	Form of ISDA Schedule.

10.13	Form of the Credit Support Annex.

10.14	Form of Currency Rate Confirmation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of HSBC Bank plc pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for the period from and including November 22, 2006 to and including December 31, 2006.

33.1	Report on Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiaries from and including November 22, 2006 to and including December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing Private (India) Limited from and including November 22, 2006 to and including December 31, 2006.

34.1	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiaries from and including November 22, 2006 to and including December 31, 2006.

34.2	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing Private (India) Limited from and including November 22, 2006 to and including December 31, 2006.

35.1	Servicer Compliance Statement for HSBC Bank plc.

35.2	Servicer Compliance Statement for HSBC Electronic Data Processing Private (India) Limited.

ii

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10–K:
Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.
Item 1B. Unresolved Staff Comments.
None
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).
The Turquoise securitisation programme relates to the present and future credit card receivables (“Receivables”) originated by HSBC Bank plc (“HSBC”). Receivables are from time to time offered for sale to Turquoise Receivables Trustee Limited (the “Receivables Trustee”) in its capacity as trustee of the Turquoise Receivables Trust (the “Receivables Trust”). Turquoise Funding 1 Limited (“the Loan Note Issuing Entity”) has acquired an interest in the Trust which it financed by issuing limited recourse loan notes to Turquoise Card Backed Securities plc (the “Issuing Entity”). The immediate and ultimate parent undertaking of the Issuing Entity, Loan Note Issuing Entity and Receivables Trustee is Turquoise Holdings Limited (the “Holding Company”).
The Receivables Trust was created pursuant to a Receivables Trust Deed and Servicing Agreement dated May 23, 2006. The Receivables Trust has a beneficial interest in certain present and future credit card receivables securitised by HSBC.
HSBC is the originator, seller, sponsor and servicer under the Receivables Trust Deed and Servicing Agreement dated May 23, 2006.
The primary assets of the Issuing Entity currently consist of the Series 2006-1 loan notes and the Series 2006-2 loan notes, representing an undivided interest in the Loan Note Issuing Entity, whose assets include the investor interest in the Receivables Trust with respect to each of Series 2006-1 and Series 2006-2. Therefore, the Loan Note Issuing Entity may be considered a significant obligor in relation to the Issuing Entity and pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the Loan Note Issuing Entity has been disclosed in this report on Form 10-K.
The property of the Receivables Trust currently consists of receivables in designated revolving credit card accounts of HSBC and related rights. The pool assets held by the Receivables Trust do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).
In order to protect the Issuing Entity against currency exchange rate exposure with respect to Series 2006-2, the Issuing Entity and HSBC USA Inc. (“HSBC USA” or the “Swap Counterparty”) entered into a currency swap transaction.

PART I (continued)
Swap Counterparty
HSBC USA, a Maryland corporation, is a New York state-based bank holding company registered under the Bank Holding Company Act of 1956, as amended. HSBC USA had its origin in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. In 1980, The Hongkong and Shanghai Banking Corporation (now HSBC Holdings plc (“HSBC Holdings”)) acquired 51 percent of the common stock of Marine Midland Banks, Inc. and the remaining 49 percent in 1987. In December 1999, HSBC Holdings acquired Republic New York Corporation and merged it with HSBC USA. The address of HSBC USA’s principal executive office is 452 Fifth Avenue, New York, New York 10018 (telephone 212-525-5000).
HSBC USA is a subsidiary of HSBC North America Inc. (“HSBC North America”), an indirect wholly owned subsidiary of HSBC Holdings. HSBC Holdings, headquartered in London, England, is one of the largest banking and financial services organizations in the world. HSBC Holdings’ ordinary shares are admitted to trading on the London Stock Exchange and are listed on The Stock Exchange of Hong Kong, Euronext Paris and the Bermuda Stock Exchange, and its American depository shares are listed on the New York Stock Exchange.
The audited financial statements of HSBC USA, included in the annual report on Form 10-K for the year ended December 31, 2006, filed by HSBC USA with the Securities and Exchange Commission, are incorporated by reference into this Form 10-K.
Item 1117 of Regulation AB: Legal Proceedings.
HSBC, the Servicer and the Sponsor, is involved, from time to time, in various arbitration and legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, based on currently available information and after consultation with counsel, HSBC believes that these legal proceedings will not have a material adverse effect on the HSBC’s financial condition or the receivables.
Industry Developments
Changes in card use, payment patterns, amounts of yield on the bank portfolio generally and the rate of defaults by cardholders may result from a variety of social, legal, political and economic factors in the United Kingdom. Social factors include changes in public confidence levels, attitudes toward incurring debt and perception of the use of credit cards. Economic factors include the rate of inflation, the unemployment rate and relative interest rates offered for various types of loans. Political factors include lobbying from interest groups, such as consumers and retailers, and government initiatives in consumer and related affairs. At the present time, there is significant political and regulatory interest in the consumer credit market and in particular, credit cards.
For example, the Treasury Committee (a committee established by House of Commons in the United Kingdom) is involved in an ongoing investigation into credit cards and is placing significant public pressure on credit card issuers to increase transparency of interest rates and charges for customers.
Beginning in October 2003, the Office of Fair Trading (the “OFT”) conducted an investigation into the level of credit card default charges and in April 2006, the OFT issued a statement indicating it considered that credit card default charges were too high and were therefore penalties at common law and “unfair” under the Unfair Terms in Consumer Contracts Regulations and that it would consider taking action against card issuers who charged default charges of more than £12. The OFT’s investigation, with the accompanying media interest, has caused a proportion of customers to seek refunds of default charges applied to their accounts.
Additionally, there is the ongoing OFT examination of whether the levels of interchange paid by retailers (via their acquiring charges) in respect of MasterCard and VISA credit and charge cards are too high. In September 2005 the OFT issued a decision concluding that the agreement of the MasterCard UK Members Forum infringed the Chapter I prohibition of the Competition Act and Article 81(1) of the EC Treaty. The decision held that the members had a collective agreement on price with respect to the level of interchange, and also that this resulted in the unjustified recovery of certain costs. In June 2006, the Competition Appeals Tribunal set aside the OFT’s September 2005 decision.

PART I (continued)
MasterCard meanwhile introduced new arrangements for the setting the MasterCard interchange fee by a management decision of the parent company. The OFT announced that it still had concerns about the new arrangements, and commenced a new investigation in February 2006. In October 2005, the OFT similarly opened an investigation into VISA’s method of setting credit card interchange as an infringement of competition law. Both cases are on-going in 2007.
The European Commission (the “EC”) issued a decision in 2002 concluding that the level of cross-border interchange within the European Union in respect of VISA credit cards was too high and required VISA to undertake a phased reduction in the level of interchange. The EC will be free to re-examine this issue after 31 December 2007. Additionally, the EC is at present investigating MasterCard’s rules and agreements with respect to interchange, issuing a supplementary statement of objections in June 2006.
Plausibly prompted by these cases, the EC recently conducted a sector inquiry into the payment cards industry across all the Member States. The final report issued in January 2007, concluded that while the EC competition authority would not recommend the abolition of interchange, it had serious concerns about the level charged and the methodology used.
A forced reduction in the rate of interchange as a result of any of these findings could have a significant adverse effect on the future yield on the credit card portfolio. In addition, there is the potential risk of fines to be paid to the OFT or EC, and claims for damages from third parties.

PART II
The following Items have been omitted in accordance with General Instruction J to Form 10–K:
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuing Entity Purchases of Equity Securities.
Item 6: Selected Financial Data.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
Item 8: Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A: Controls and Procedures.
Item 9B: Other Information.
None.

PART III
The following Item has been omitted in accordance with General Instruction J to Form 10–K:
Item 14: Principal Accountant Fees and Services.
Item 10. Directors and Executive Officers of the Registrant
The following sets out information concerning the directors of Turquoise Card Backed Securities plc, Turquoise Funding 1 Limited and Turquoise Receivables Trustee Limited as of December 31, 2006.
Turquoise Card Backed Securities plc

Name	Address	Appointed	Term of Office
Mark Filer	Tower 42 (Level 11), 25 Old Broad Street, London EC2N 1HQ	10 January 2006	Open duration subject to shareholders’ resolution

Ruth Samson	Tower 42 (Level 11), 25 Old Broad Street, London EC2N 1HQ	10 January 2006	Open duration subject to shareholders’ resolution

Wilmington Trust SP Services (London) Limited	Tower 42 (Level 11), 25 Old Broad Street, London EC2N 1HQ	10 January 2006	Open duration subject to shareholders’ resolution
Mark Filer (age 39) and Ruth Samson (age 34) are British and a both Company Directors. There are no potential conflicts of interest between the duties of the directors listed above to the Issuer and their private interests or other duties.
Wilmington Trust SP Services (London) Limited will provide the Issuer with general secretarial, registrar and company administration services under the terms of an agreement refered to as the ‘‘Corporate Services Agreement’’.
Turquoise Funding 1 Limited

Name	Address	Appointed	Term of Office
Shane Michael Hollywood	26 New Street, St Helier, Jersey, JE2 3RA, Channel Islands	30 January 2006	Open duration subject to shareholders’ resolution

Richard Charles Gerwat	26 New Street, St Helier, Jersey, JE2 3RA, Channel Islands	30 January 2006	Open duration subject to shareholders’ resolution
Shane Michael Hollywood (age 38) and Richard Charles Gerwat (age 41) are British and are both Advocates of the Royal Court of Jersey. Shane Michael Hollywood and Richard Charles Gerwat are also directors of Bedell Trustees Limited, Bedell Secretaries Limited and Bedell Trust Company Limited, and are also partners in the Bedell Group Partnership, (the ultimate owner of the aforementioned companies) as well as being partners in the law firm Bedell Cristin.

PART III (continued)
Turquoise Receivables Trustee Limited

Name	Address	Appointed	Term of Office
Shane Michael Hollywood	26 New Street, St Helier, Jersey, JE2 3RA, Channel Islands	30 January 2006	Open duration subject to shareholders’ resolution

Richard Charles Gerwat	26 New Street, St Helier, Jersey, JE2 3RA, Channel Islands	30 January 2006	Open duration subject to shareholders’ resolution
Shane Michael Hollywood (age 38) and Richard Charles Gerwat (age 41) are British and are both Advocates of the Royal Court of Jersey. Shane Michael Hollywood and Richard Charles Gerwat are also directors of Bedell Trustees Limited, Bedell Secretaries Limited and Bedell Trust Company Limited, and are also partners in the Bedell Group Partnership, (the ultimate owner of the aforementioned companies) as well as being partners in the law firm Bedell Cristin.
The registrants’ only activities relate to the programme for the purposes of which they were formed and they operate solely within the framework established by the programme documents and within the legal and regulatory frameworks to which they are subject and their respective constitutions. As “special purpose vehicles” with a small amount of active management and a highly limited scope of operations, the registrants have not adopted a particular “code of ethics”, which is typical for vehicles of this nature.
Item 11. Executive Compensation:
None
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
Turquoise Card Backed Securities plc

		Number Of
		Issued	Percentage
Title of Class	Name of Beneficial Owner	Shares	Of Class
Ordinary Shares, Fully Paid	Wilmington Trust SP Services (London) Limited, on trust for Turquoise Holdings Ltd, Tower 42 (Level 11), 25 Old Broad Street, London EC2N 1HQ	1	0.00%

Ordinary Shares, Paid up £0.25 each	Turquoise Holdings Ltd, Tower 42 (Level 11), 25 Old Broad Street, London EC2N 1HQ	49,999	100.00%
Turquoise Funding 1 Limited

		Number Of
		Issued	Percentage
Title of Class	Name of Beneficial Owner	Shares	Of Class
Ordinary Shares, Fully Paid	Bedell Trustees Ltd – on trust for Turquoise Charitable Trust, 26 New Street, St Hellier, Jersey, Channel Islands, JE2 3RA	2	100.00%
Turquoise Receivables Trustee Limited

		Number Of
		Issued	Percentage
Title of Class	Name of Beneficial Owner	Shares	Of Class
Ordinary Shares, Fully Paid	Bedell Trustees Ltd – on trust for Turquoise Charitable Trust, 26 New Street, St Hellier, Jersey, Channel Islands, JE2 3RA	2	100.00%

PART III (continued)
Item 13: Certain Relationships and Related Transactions.
None
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
HSBC Bank plc serves as the sponsor, servicer and the originator of the receivables. HSBC USA Inc., an affiliate of HSBC Bank plc, serves as swap counterparty under a currency swap transaction with the Issuing Entity.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Please see Exhibit 33.1 and Exhibit 33.2.
Item 1123 of Regulation AB: Servicer Compliance Statement.
Please see Exhibit 35.1 and Exhibit 35.2.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Not Applicable.
(a)(2) Not Applicable.
(a)(3) Not Applicable.
(b) Exhibits

Exhibit No	Description
3.1	Memorandum and Articles of Association of Turquoise Card Backed Securities plc.*

3.2	Certificate of Incorporation of Turquoise Card Backed Securities plc.*

3.3	Memorandum and Articles of Association of Turquoise Funding 1 Limited.***

3.4	Certificate of Incorporation of Turquoise Funding 1 Limited.***

3.5	Consent to Issue Shares of Turquoise Funding 1 Limited, Granted by the Jersey Financial Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.***

3.6	Memorandum and Articles of Association of Turquoise Receivables Trustee Limited.***

3.7	Certificate of Incorporation of Turquoise Receivables Trustee Limited.***

3.8	Consent to Issue Shares of Turquoise Receivables Trustee Limited, Granted by the Jersey Financial Services Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.***

4.1	Security Trust Deed.*

4.2	Note Trust Deed.*

4.3	Agency Agreement.*

4.4	Issuer Master Framework Agreement.*

4.5	Form of Global Note (included as Schedule 2 to the Note Trust Deed filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Issuing Entity on August 22, 2006).*

4.6	Form of Series Loan Note.**

4.7	Beneficiaries Deed.*

4.8	Receivables Trust Deed and Servicing Agreement.*

4.9	Administration Agreement.**

4.10	Issuer Corporate Services Agreement.**

4.11	Receivables Trustee Corporate Services Agreement.**

PART IV (continued)

Exhibit No	Description
4.12	Waiver between Turquoise Card Backed Securities plc and Law Debenture Trust Company of New York, incorporated by reference to Exhibit 4.1 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

4.13	Terms and Conditions of the Notes, incorporated by reference to Exhibit 4.2 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

4.14	Note Trust Deed Supplement Supplemental to the Note Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 4.3 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.1	Receivables Securitisation Deed.*

10.2	Expenses Loan Agreement.*

10.3	Trust Section 75 Indemnity Agreement.***

10.4	Issuer Distribution Account Bank Agreement.***

10.5	Bank Account Operating Agreement.***

10.6	Trust Accounts Bank Agreement.***

10.7	Loan Note Issuer Account Bank Agreement.***

10.8	Trust Account Operation Agreement.***

10.9	Series 2006-2 Loan Note Supplement Supplemental to the Security Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.10	Series 2006-2 Supplement to Receivables Trust Deed and Servicing Agreement, incorporated by reference to Exhibit 10.2 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.11	Trust Section 75 Indemnity, incorporated by reference to Exhibit 10.3 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.12	Form of ISDA Schedule, incorporated by reference to Exhibit 10.4 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.13	Form of the Credit Support Annex, incorporated by reference to Exhibit 10.5 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.14	Form of Currency Rate Confirmation, incorporated by reference to Exhibit 10.5 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of HSBC Bank plc pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for the period from and including November 22, 2006 to and including December 31, 2006.

33.1	Report on Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiaries from and including November 22, 2006 to and including December 31, 2006.

PART IV (continued)

Exhibit No	Description
33.2	Report on Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing Private (India) Limited from and including November 22, 2006 to and including December 31, 2006.

34.1	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiaries from and including November 22, 2006 to and including December 31, 2006.

34.2	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing Private (India) Limited from and including November 22, 2006 to and including December 31, 2006.

35.1	Servicer Compliance Statement for HSBC Bank plc

35.2	Servicer Compliance Statement for HSBC Electronic Data Processing Private (India) Limited

*	Incorporated by reference to the exhibit of the same number in the Registration Statement on Form S-3 filed by the Issuing Entity on August 22, 2006.

**	Incorporated by reference to the exhibit of the same number in the Amended Registration Statement on Form S-3 filed by the Issuing Entity on October 2, 2006.

***	Incorporated by reference to the exhibit of the same number in the Amended Registration Statement on Form S-3 filed by the Issuing Entity on October 25, 2006.
(c) Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Card Backed Securities plc, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature:	/s/ Roger K McGregor
Name:	Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	30 March 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Funding 1 Limited, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature: Name:	/s/ Roger K McGregor Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	30 March 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Receivables Trustee Limited, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature:	/s/ Roger K McGregor
Name:	Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	30 March 2007