Form 10-K
period 2007-12-31
Turquoise Funding I LTD; Turquoise Card Backed Securities plc
filed 2008-03-31
CIK 1372648, 1372464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                                          to

333-136826	333-136826-01	333-136826-02
Commission file number	Commission file number	Commission file number
Turquoise Card Backed	Turquoise Receivables	Turquoise
Securities plc	Trustee Limited	Funding 1 Limited
(Issuing entity in respect of the Notes)	(Receivables Trustee)	(Depositor and Loan Note Issuing Entity)

(Exact name of each Registrant as specified in its charter)
England and Wales	Jersey, Channel Islands	Jersey, Channel Islands

(State or other jurisdiction of incorporation or organization)
c/o Wilmington Trust SP Services	26 New Street	26 New Street
(London) Limited	St. Helier, Jersey JE2 3RA	St. Helier, Jersey JE2 3RA
Tower 42 (Level 11),	Channel Islands	Channel Islands
25 Old Broad Street	+44 1534-814-814	+44 1534-814-814
London EC2N 1HQ
+44 207-614-1111
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
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and
(2) have been subject to such filing requirements for the past 90 days.     Y ☑       N ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑ (Item 405 of Regulation S-K is not applicable to any of the Registrants).
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).      Y ☐      N ☑
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB: Legal Proceedings

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuing Entity Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB: Servicer Compliance Statement

PART IV

Item 15.	Exhibits, Financial Statement Schedules
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-33.1
EX-33.2
EX-34.1
EX-34.2
EX-35.1
EX-35.2

i

PART I
The following Items have been omitted in accordance with General Instruction J(1) to Form 10—K:
Item 1: Business.
Item 1A: Risk Factors.
Item 1B. Unresolved Staff Comments.
None
The following Items have been omitted in accordance with General Instruction J(1) to Form 10—K:
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.
Substitute information provided in accordance with General Instruction J(2) to Form 10—K:
Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).
The Turquoise securitisation programme relates to the present and future credit card receivables (“Receivables”) originated by HSBC Bank plc (“HSBC”). Receivables are from time to time offered for sale to Turquoise Receivables Trustee Limited (the “Receivables Trustee”) in its capacity as trustee of the Turquoise Receivables Trust (the “Receivables Trust”). Turquoise Funding 1 Limited, a private limited liability company formed under the laws of Jersey, Channel Islands, (“the Loan Note Issuing Entity”) has acquired an interest in the Trust which it financed by issuing limited recourse loan notes to Turquoise Card Backed Securities plc (the “Issuing Entity”). The immediate and ultimate parent undertaking of the Issuing Entity, Loan Note Issuing Entity and Receivables Trustee is Turquoise Holdings Limited (the “Holding Company”).
The Receivables Trust was created pursuant to a Receivables Trust Deed and Servicing Agreement dated May 23, 2006. The Receivables Trust has a beneficial interest in certain present and future credit card receivables securitised by HSBC.
HSBC is the originator, seller, sponsor and servicer under the Receivables Trust Deed and Servicing Agreement dated May 23, 2006.
The primary assets of the Issuing Entity currently consist of the Series 2006-1 loan notes, the Series 2006-2 loan notes and the Series 2007-1 loan notes, representing an undivided interest in the Loan Note Issuing Entity, whose assets include the investor interest in the Receivables Trust with respect to each of Series 2006-1, Series 2006-2 and Series 2007-1. Therefore, the Loan Note Issuing Entity may be considered a significant obligor in relation to the Issuing Entity and pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the Loan Note Issuing Entity has been disclosed in this report on Form 10-K.
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
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).
In order to protect the Issuing Entity against interest and currency exchange rate exposure with respect to Series 2006-2 and Series 2007-1, the Issuing Entity and HSBC USA Inc. (“HSBC USA” or the “Swap Counterparty”) entered into separate currency swap transactions.

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
HSBC USA is a subsidiary of HSBC North America Inc. (“HSBC North America”), an indirect wholly owned subsidiary of HSBC Holdings. HSBC Holdings, headquartered in London, England, is one of the largest banking and financial services organisations in the world. HSBC Holdings’ ordinary shares are admitted to trading on the London Stock Exchange and are listed on The Stock Exchange of Hong Kong, Euronext Paris and the Bermuda Stock Exchange, and its American depository shares are listed on the New York Stock Exchange.
The audited financial statements of HSBC USA, included in the annual report on Form 10-K for the year ended December 31, 2007, filed by HSBC USA with the Securities and Exchange Commission, are incorporated by reference into this Form 10-K.
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
Industry Developments
Interchange
In January 2007, the European Commission (“EC”) published the results of its competition inquiry into the retail banking sector and raised concerns, in particular, about the fragmentation of the market along national borders and the levels of multilateral interchange fees in some card schemes. On 19 December 2007, the Commission announced that MasterCard’s® default interchange fees for cross-border transactions with MasterCard® and Maestro® branded debit and consumer credit cards in the European Economic Area violated EC Treaty rules on restrictive business practices. MasterCard® was given six months to comply with the decision and withdraw the fees. If MasterCard® fails to comply, the Commission stated that it might impose daily penalty payments of 3.5% of the MasterCard®’s daily global turnover in the preceding business year. On 3 March 2008, MasterCard® filed a formal appeal with the European Court of First Instance. While appealing to the Court, MasterCard® confirmed its intention to comply with the Commission’s decision before the dispute is settled. It is currently uncertain how MasterCard® will apply the Commission’s decision and how long the appeal will take. Until the appeal is decided, the ability of MasterCard to determine default interchange fees for intra-EEA transactions may be constrained and thereby may affect the yield on UK credit card portfolios. On 31 December 2007, the anti-trust exemption agreed between VISA® and the Commission in 2002, expired. On 26 March 2008, the Commission formally announced that it would be initiating an in-depth inquiry into VISA’s® multilateral interchange fees to assess their compatibility with EU laws. It is uncertain how this investigation will affect the ability of VISA® to charge multilateral interchange fees and how it will affect the yield on UK credit card portfolios. In addition, it is not certain how these issues will impact on or affect the OFT’s ongoing investigation of arrangements and levels of MasterCard® and VISA® interchange fees paid in relation to UK transactions.

PART II
The following Items have been omitted in accordance with General Instruction J(1) to Form 10—K:
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
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
Item 8: Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A: Controls and Procedures.
Item 9B: Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following sets out information concerning the directors of Turquoise Card Backed Securities plc, Turquoise Funding 1 Limited and Turquoise Receivables Trustee Limited as of December 31, 2007.
Turquoise Card Backed Securities plc

Name	Address	Appointed	Term of Office
Mark Filer	Tower 42 (Level 11), 25 Old	10 January 2006	Open duration subject to
	Broad Street, London EC2N		shareholders’ resolution
1HQ

Ruth Samson	Tower 42 (Level 11), 25 Old	10 January 2006	Open duration subject to
	Broad Street, London EC2N		shareholders’ resolution
1HQ

Sunil Masson	Tower 42 (Level 11), 25 Old	26 October 2007	Open duration subject to
	Broad Street, London EC2N		shareholders’ resolution
1HQ

Wilmington Trust SP	Tower 42 (Level 11), 25 Old	10 January 2006	Open duration subject to
Services (London) Limited	Broad Street, London EC2N		shareholders’ resolution
1HQ
Mark Filer (age 40), Ruth Samson (age 35) and Sunil Masson (age 36) are British and all Company Directors. There are no potential conflicts of interest between the duties of the directors listed above to the Issuer and their private interests or other duties.
Wilmington Trust SP Services (London) Limited will provide the Issuer with general secretarial, registrar and company administration services under the terms of an agreement referred to as the “Corporate Services Agreement”.
Turquoise Funding 1 Limited

Name	Address	Appointed	Term of Office
Shane Michael Hollywood	26 New Street, St Helier,	30 January 2006	Open duration subject to
	Jersey, JE2 3RA, Channel		shareholders’ resolution
Islands

Richard Charles Gerwat	26 New Street, St Helier,	30 January 2006	Open duration subject to
	Jersey, JE2 3RA, Channel		shareholders’ resolution
Islands
Shane Michael Hollywood (age 39) and Richard Charles Gerwat (age 42) are British and are both Advocates of the Royal Court of Jersey. Shane Michael Hollywood and Richard Charles Gerwat are also directors of Bedell Trustees Limited, Bedell Secretaries Limited and Bedell Trust Company Limited, and are also partners in the Bedell Group Partnership (the ultimate owner of the aforementioned companies) as well as being partners in the law firm Bedell Cristin.

PART III (continued)
Turquoise Receivables Trustee Limited

Name	Address	Appointed	Term of Office
Shane Michael Hollywood	26 New Street, St Helier,	30 January 2006	Open duration subject to
	Jersey, JE2 3RA, Channel		shareholders’ resolution
Islands

Richard Charles Gerwat	26 New Street, St Helier,	30 January 2006	Open duration subject to
	Jersey, JE2 3RA, Channel		shareholders’ resolution
Islands
Shane Michael Hollywood (age 39) and Richard Charles Gerwat (age 42) are British and are both Advocates of the Royal Court of Jersey. Shane Michael Hollywood and Richard Charles Gerwat are also directors of Bedell Trustees Limited, Bedell Secretaries Limited and Bedell Trust Company Limited, and are also partners in the Bedell Group Partnership (the ultimate owner of the aforementioned companies) as well as being partners in the law firm Bedell Cristin.
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
Item 11. Executive Compensation:
Wilmington Trust SP Services (London) Limited provides Turquoise Card Backed Securities plc with general secretarial, registrar and company administration services under the terms of the Issuer Corporate Services Agreement. In consideration for the foregoing corporate services, Turquoise Card Backed Securities plc pays Wilmington Trust SP Services (London) Limited certain fees which are not material in the context of this Annual Report. No other remuneration is paid to any director or officer in connection with such director’s or officer’s activities on behalf of any of the Registrants.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
Turquoise Card Backed Securities plc

Number Of
		Issued	Percentage
Title of Class	Name of Beneficial Owner	Shares	Of Class
Ordinary	Wilmington Trust SP Services (London)	1	0.00%
Shares, Fully	Limited, on trust for Turquoise Holdings Ltd,
Paid	Tower 42 (Level 11), 25 Old Broad Street,
London EC2N 1HQ

Ordinary	Turquoise Holdings Ltd,Tower 42 (Level 11),	49,999	100.00%
Shares, Paid up	25 Old Broad Street, London EC2N 1HQ
£0.25 each

PART III (continued)
Turquoise Funding 1 Limited

Number Of
		Issued	Percentage Of
Title of Class	Name of Beneficial Owner	Shares	Class
Ordinary	Bedell Trustees Ltd - on trust for Turquoise	2	100.00%
Shares, Fully	Charitable Trust, 26 New Street, St Hellier,
Paid	Jersey, Channel Islands, JE2 3RA
Turquoise Receivables Trustee Limited

Number Of
		Issued	Percentage Of
Title of Class	Name of Beneficial Owner	Shares	Class
Ordinary	Bedell Trustees Ltd - on trust for Turquoise	2	100.00%
Shares, Fully	Charitable Trust, 26 New Street, St Hellier,
Paid	Jersey, Channel Islands, JE2 3RA
Item 13: Certain Relationships and Related Transactions and Director Independence.
None
The following Item has been omitted in accordance with General Instruction J(1) to Form 10—K:
Item 14: Principal Accounting Fees and Services.
Substitute information provided in accordance with General Instruction J(2) to Form 10—K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
HSBC Bank plc serves as the sponsor, servicer and the originator of the receivables. HSBC USA Inc., an affiliate of HSBC Bank plc, serves as swap counterparty under the currency swap transactions with the Issuing Entity referred to in Item 1115(b) of Regulation AB above.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Please see Exhibit 33.1 and Exhibit 33.2.
Item 1123 of Regulation AB: Servicer Compliance Statement.
Please see Exhibit 35.1 and Exhibit 35.2.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.
(b) Exhibits

Exhibit No	Description

3.1	Memorandum and Articles of Association of Turquoise Card Backed Securities plc.*

3.2	Certificate of Incorporation of Turquoise Card Backed Securities plc.*

3.3	Memorandum and Articles of Association of Turquoise Funding 1 Limited.***

3.4	Certificate of Incorporation of Turquoise Funding 1 Limited.***

3.5	Consent to Issue Shares of Turquoise Funding 1 Limited, Granted by the Jersey Financial Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.***

3.6	Memorandum and Articles of Association of Turquoise Receivables Trustee Limited.***

3.7	Certificate of Incorporation of Turquoise Receivables Trustee Limited.***

3.8	Consent to Issue Shares of Turquoise Receivables Trustee Limited, Granted by the Jersey Financial Services Commission Pursuant to the Control of Borrowing (Jersey) Order, 1958, as amended.***

4.1	Security Trust Deed.*

4.2	Note Trust Deed.*

4.3	Agency Agreement.*

4.4	Issuer Master Framework Agreement.*

4.5	Form of Global Note (included as Schedule 2 to the Note Trust Deed filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by the Issuing Entity on August 22, 2006).*

4.6	Form of Series Loan Note.**

4.7	Beneficiaries Deed.*

4.8	Receivables Trust Deed and Servicing Agreement.*

4.9	Administration Agreement.**

4.10	Issuer Corporate Services Agreement.**

4.11	Receivables Trustee Corporate Services Agreement.**

PART IV (continued)

4.12	Waiver between Turquoise Card Backed Securities plc and Law Debenture Trust Company of New York, incorporated by reference to Exhibit 4.1 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

4.13	Terms and Conditions of the Notes, incorporated by reference to Exhibit 4.2 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

4.14	Note Trust Deed Supplement Supplemental to the Note Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 4.3 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

4.15	Note Trust Deed Supplement Supplemental to the Note Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 4.1 of the Form 8-K, filed by the Issuing Entity on June 28, 2007.

10.1	Receivables Securitisation Deed.*

10.2	Expenses Loan Agreement.*

10.3	Trust Section 75 Indemnity Agreement.***

10.4	Issuer Distribution Account Bank Agreement.***

10.5	Bank Account Operating Agreement.***

10.6	Trust Accounts Bank Agreement.***

10.7	Loan Note Issuer Account Bank Agreement.***

10.8	Trust Account Operation Agreement.***

10.9.1	Series 2006-2 Loan Note Supplement Supplemental to the Security Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Form 8-K, filed by the Issuing Entity on 24 November, 2006.

10.9.2	Series 2007-1 Loan Note Supplement Supplemental to the Security Trust Deed Dated May 23, 2006, incorporated by reference to Exhibit 10.1 of the Form 8-K, filed by the Issuing Entity on 28 June, 2007.

10.10.1	Series 2006-2 Supplement to Receivables Trust Deed and Servicing Agreement, incorporated by reference to Exhibit 10.2 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.10.2	Series 2007-1 Supplement to Receivables Trust Deed and Servicing Agreement, incorporated by reference to Exhibit 10.2 of the Form 8-K, filed by the Issuing Entity on 28 June, 2007.

10.11.1	Trust Section 75 Indemnity, incorporated by reference to Exhibit 10.3 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.11.2	Trust Section 75 Indemnity, incorporated by reference to Exhibit 10.3 of the Form 8-K, filed by the Issuing Entity on June 28, 2007.

10.12.1	Form of ISDA Schedule, incorporated by reference to Exhibit 10.4 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.12.2	Form of ISDA Schedule, incorporated by reference to Exhibit 10.4 of the Form 8-K, filed by the Issuing Entity on June 28, 2007.

10.13.1	Form of the Credit Support Annex, incorporated by reference to Exhibit 10.5 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.13.2	Form of the Credit Support Annex, incorporated by reference to Exhibit 10.5 of the Form 8-K, filed by the Issuing Entity on June 28, 2007.

10.14.1	Form of Currency Rate Confirmation, incorporated by reference to Exhibit 10.6 of the Form 8-K, filed by the Issuing Entity on November 24, 2006.

10.14.2	Form of Confirmation of ISDA Master Agreement, incorporated by reference to Exhibit 10.6 of the Form 8-K, filed by the Issuing Entity on June 28, 2007.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for the calendar year ended December 31, 2007.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for the calendar year ended December 31, 2007.

31.3	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 for the calendar year ended December 31, 2007.

33.1	Report on Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiary for the calendar year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing (India) Private Limited for the calendar year ended December 31, 2007.

34.1	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Bank plc and its subsidiary for the calendar year ended December 31, 2007.

34.2	Report of Independent Registered Public Accounting Firm on Management’s Assessment of Compliance with Servicing Criteria for HSBC Electronic Data Processing (India) Private Limited for the calendar year ended December 31, 2007.

35.1	Servicer Compliance Statement for HSBC Bank plc.

35.2	Servicer Compliance Statement for HSBC Electronic Data Processing (India) Private Limited.

*	Incorporated by reference to the exhibit of the same number in the Registration Statement on Form S-3 filed by the Issuing Entity on August 22, 2006.

**	Incorporated by reference to the exhibit of the same number in the Amended Registration Statement on Form S-3 filed by the Issuing Entity on October 2, 2006.

***	Incorporated by reference to the exhibit of the same number in the Amended Registration Statement on Form S-3 filed by the Issuing Entity on October 25, 2006.
(c) Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Card Backed Securities plc, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature:	/s/ Roger K McGregor
Name:	Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	31 March 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Funding 1 Limited, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature:	/s/ Roger K McGregor
Name:	Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	31 March 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorised.

Turquoise Receivables Trustee Limited, as Registrant

By:	HSBC Bank plc, in its capacity as Servicer

Signature:	/s/ Roger K McGregor
Name:	Roger K. McGregor
Title:	Chief Financial Officer, HSBC Bank plc
Dated:	31 March 2008